Form 10QSB
period 2001-06-30
ACHIEVOR RECOVERY LTD
filed 2002-01-02
CIK 1138001

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                				WASHINGTON, D.C. 20549


                                        FORM 10-QSB

                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001, Commission File Number 000-32549



                                  Achievor Recovery Limited
				-----------------------------------------
      	Exact name of Registrant as specified in its charter)


         Nevada						Will Be Applied For
----------------------				--------------------------------
(State of Incorporation)			(I.R.S. Employer Indentification
                               					Number)


                             14 Pico Crescent, Thornhill, Ontario L4J 8P4
                          ---------------------------------------------------
			      (address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:		(905) 731-0189


                           Not Applicable
  -----------------------------------------------------
Former name, address, or fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			Yes         x                No
			       ------------                 ------------
The total number of shares outstanding of the issuer's common shares, par Value $ .001 as of the date of this report, follow:

			1,424,000


PART I - FINANCIAL INFORMATION

Item 1.		Financial Statements

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT JUNE 30, 2001

ASSETS
CURRENT ASSETS
Cash                                                                $    -
											   -------

Total Current Assets                                                     -
											   -------

OTHER -  AT COST
Incorporation costs                                                    545
											   -------

Total Other Assets                                                     545
											   -------

                                                                    $  545
											   =======

























The accompanying notes are an integral part of these financial statements.

ACHIEVORY RECOVERY LIMITED
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT JUNE 30, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY
LONG-TERM
Due to shareholder                                                  $  545
											   -------

Total Long-Term Liabilities                                            545
                                                                     -------

STOCKHOLDER EQUITY

SHARE CAPITAL
Preferred stock, authorized 5,000,000 shares par value $ .001
  - none outstanding
Common stock, authorized 50,000,000 shares, par value $ .001,
 - issued  and outstanding - 1,424,000                               1,424

Deficit accumulated during the development stage                    (1,424)
                                                                    --------

Total Stockholders' Equity                                             -
                                                                    --------

                                                                   $   545
                                                                    ========
















The accompanying notes are an integral part of these financial statements.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001

 										Six    From    Cumu-
									     Months May 26, lative
										June   2000     to
										 30   to June  June
									      2001 30,2000 30,2001
                                                            ---- -------  ------

REVENUE                                                    $   -   $   -  $   -
                                                            ------  -----  -----
EXPENSES
Administrative expenses                                        -    1,424  1,424
                                                            ------  ------ -----

Total expenses								   -    1,424  1,424
                                                            ------  ------ -----

NET INCOME(LOSS)       							$  - $1,424)$(1,424)
										 ===================
Weighted Average Number of Shares Outstanding            1,424,000
									   =========
Earnings Per Share                                        $   0.00
                                                           =======



















The accompanying notes are an integral part of these financial statements.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001

Cash Flows From Operating Activities
Net income(loss) for the period                                    $   -
                                                                    ------

Net Cash Used in Operating Activities                                  -
                                                                    ------
Cash Flows From Investing Activities
Incorporation costs                                                    -
                                                                    ------

Net Cash Used in Investing Activities                                  -
                                                                    ------

Cash Flows From Financing Activities
Advances from a shareholder                                            -
Issuance of common stock                                               -
Discount on common stock                                               -
                                                                    ------

Net Cash Provided From Financing Activities                            -
                                                                    ------

Increase(decrease) in Cash                                             -

Cash and Cash Equivalents - Beginning of period                        -
                                                                    ------

Cash and Cash Equivalents - End of period                          $   -
                                                                    ======

Supplemental Cash Flow Information
  Interest Paid                                                    $   -
                                                                    ======
  Taxes Paid                                                       $   -
											  ======







The accompanying notes are an integral part of these financial statements.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                    Deficit
                                                  Accumulated
                                       Additional  During the
                      Common Stock      Paid-In    Development
                  Shares     Amount     Capital      Stage       Totals
Balance - December
 31, 2000      1,424,000  $  1,424    $    -      $  (1,424)   $   -

Stock issued
 for services     -            -           -            -          -

Net income
(loss) for
the period        -            -           -            -          -
               ---------   -------     -------     --------      -------

Balances-June
 30, 2001      1,424,000  $  1,424    $    -      $  (1,424)    $    -
               =========   =======     =======     ========      =======





















The accompanying notes are an integral part of these financial statements.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
June 30, 2001

Note 1 - Organization and Summary of Significant Accounting Policies:

	Nature of Business

	Achievor Recovery Limited(the "Company") was incorporated on May 26, 2000 under the laws of the State of Nevada. The Company's primary business operations are to engage in the liquidation of furniture, appliances and tires. The Company is also searching for a viable entity upon which to merge and/or acquire. The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

	The Company's fiscal year end is December 31,

	Basis of Presentation - Development Stage Company

   The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a Development Stage Enterprise' as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

	Basis of Accounting

 The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

	Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

	Cash and Cash Equivalents

    For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
June 30, 2001


	Net earning (loss) per share

   Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

	Fair Value of Financial Instruments

  The carrying amount of advances for shareholders is considered to be representative of its respective fair value because of the short-term nature of these financial instruments.

 	Income Taxes

	The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

 Note 2 - Capital Stock Transactions

   The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. The Company has issued 1,424,000 of common stock for services rendered as administrative expenses at a cost of $1,424 which was expensed during the fiscal year ended December 31, 2000.

 Note 3 - Advance from Shareholder

  An officer of the Company advanced cash to the Company for start-up incorporation costs of $545. This advance was unsecured, bears no interest, and is due on demand.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
June 30, 2001


Note 4 - Going Concern:

	The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.
The Company operations are in the development stage and the Company has generated no income.

	The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.



Item 2:		Management's Discussion and Analysis or Plan Of Operation

Not applicable.

PART II - OTHER INFORMATION

Item 1:		Legal Proceedings

There are no legal proceedings applicable.

Item 2:		Changes in Securities and Use of Proceeds

Not Applicable

Item 3:		Defaults upon Senior Securities

Not Applicable.

Item 4:		Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5:		OTHER INFORMATION

The registrant has changed its head office to 14 Pico Crescent, Thornhill, Ontario L4J 8P4 effective immediately.

Item 6:		Exhibits and Reports on Form 8-K

Exhibit 11 - Computation of earnings per common share - see Statement Of Operations

Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

ACHIEVOR RECOVERY LIMITED


BY:		/s/   MIKE DICENZO
	-----------------------------------------------
	Mike DiCenzo, President

Dated:    January 2, 2002.