Form 10QSB
period 2001-09-30
ACHIEVOR RECOVERY LTD
filed 2002-01-02
CIK 1138001

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                				WASHINGTON, D.C. 20549


                                        FORM 10-QSB

                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001, Commission File Number 000-32549



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

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT SEPTEMBER 30, 2001

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



ACHIEVORY RECOVERY LIMITED
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT SEPTEMBER 30, 2001

<TABLE
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

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

 										Nine   From    Cumu-
									     Months May 26, lative
										Sept   2000     to
										 30   to Sept  Sept
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

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

Balances-Sept
 30, 2001      1,424,000  $  1,424    $    -      $  (1,424)    $    -
               =========   =======     =======     ========      =======





















The accompanying notes are an integral part of these financial statements.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
September 30, 2001

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

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
September 30, 2001


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

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
September 30, 2001


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