Form 10QSB
period 2002-03-31
ACHIEVOR RECOVERY LTD
filed 2002-06-13
CIK 1138001

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                				WASHINGTON, D.C. 20549


                                        FORM 10-QSB

                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002, Commission File Number 0-32549



                                  Achievor Recovery Limited
				------------------------------------------
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


                                           Not Applicable
  -------------------------------------------------------------------------
	Former name, address, or fiscal year if changed since last report)

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

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT MARCH 31, 2002

ASSETS
                                                         2002        2001
CURRENT ASSETS
Cash                                                  $    -      $    -
									 --------     -------

Total Current Assets                                       -           -
									 --------     -------

OTHER -  AT COST
Incorporation costs                                        545          545
									 --------     -------

Total Other Assets                                         545          545
									 --------     -------

TOTAL ASSETS                                           $  545      $    545
									  =======     =======


























The accompanying notes are an integral part of these financial statements.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM BALANCE SHEET
(UNAUDITED)
AS AT MARCH 31, 2002


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         2002        2001
LONG-TERM
Due to shareholder                                   $   545       $   545
									------        ------

Total Long-Term Liabilities                              545           545
                                                      ------        ------

STOCKHOLDER EQUITY

SHARE CAPITAL
Preferred stock, authorized 5,000,000 shares par
value $ .001   - none outstanding                         -             -
Common stock, authorized 50,000,000 shares, par
value $ .001,- issued  and outstanding - 1,424,000
(2001 - 1,424,000                                      1,424         1,424

Deficit accumulated during the development stage      (1,424)       (1,424)
                                                     -------       -------

Total Stockholders' Equity                                -           -
                                                     -------       -------

                                                     $   545        $  545
                                                      ======        ======

















The accompanying notes are an integral part of these financial statements.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002
 									                     Cumu-
									                  , lative
										                to
										                Mar
									      2002   2001 31,2002
                                                            ---- -------  ------


REVENUE                                                    $   -   $   -  $   -
                                                            ------  -----  -----
EXPENSES
Administrative expenses                                        -       -   1,424
                                                            ------  ------ -----

Total expenses								   -       -   1,424
                                                            ------  ------ -----

NET INCOME(LOSS)       							$  -   $   - $1,424)
										 ===================
Weighted Average Number of Shares Outstanding                         1,424,000
									                =========
Earnings Per Share                                                    $  (0.001)
                                                                       =======





















The accompanying notes are an integral part of these financial statements.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                                          2002      2001

Cash Flows From Operating Activities
Net income(loss) for the period                          $   -     $   -
                                                          ------    ------

Net Cash Used in Operating Activities                        -         -
                                                          ------    ------
Cash Flows From Investing Activities
Incorporation costs                                          -         -
                                                          ------    ------

Net Cash Used in Investing Activities                        -         -
                                                          ------    ------

Cash Flows From Financing Activities
Advances from a shareholder                                  -         -
Issuance of common stock                                     -         -
Discount on common stock                                     -         -
                                                          ------    ------

Net Cash Provided From Financing Activities                  -         -
                                                          ------    ------

Increase(decrease) in Cash                                   -         -

Cash and Cash Equivalents - Beginning of period              -         -
                                                           ------   ------

Cash and Cash Equivalents - End of period                $   -     $   -
                                                          =======   ======

Supplemental Cash Flow Information
  Interest Paid                                          $   -     $   -
                                                          =======   ======
  Taxes Paid                                             $    -    $   -
									    =======   ======








The accompanying notes are an integral part of these financial statements.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                                    Deficit
                                                  Accumulated
                                       Additional  During the
                      Common Stock      Paid-In    Development
                  Shares     Amount     Capital      Stage       Totals

Balance - December
 31, 2001      1,424,000  $  1,424    $    -      $  (1,424)   $   -

Stock issued
 for services     -            -           -            -          -

Net income
(loss) for
the period        -            -           -            -          -
               ---------   -------     -------     --------      -------

Balances-March
 31, 2002      1,424,000  $  1,424    $    -      $  (1,424)    $    -
               =========   =======     =======     ========      =======
























The accompanying notes are an integral part of these financial statements.

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
March 31, 2002

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

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
March 31, 2002


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

ACHIEVOR RECOVERY LIMITED
(A Development Stage Company)
Notes To Unaudited Interim Financial Statements
March 31, 2002


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

Not Applicable

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

Dated:    June 11, 2002.