Form 10KSB
period 2002-12-31
ACHIEVOR RECOVERY LTD
filed 2004-12-08
CIK 1138001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Date of Report            December 31, 2002

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

                                       N/A
         ------------------------------------------------------------
        (Former name or former address, if changed since the last report)

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

                Yes  x        No
                    ----        -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The issuer's revenues for the fiscal year ended December 31, 2002 were $ nil

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING PRECEDING FIVE YEARS.

     Indicate by checkmark whether the Registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                      YES         NO
                           -----      -----

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of December 31, 2002, there were 24,000 shares of the issuer's common stock, $ .001 par value, outstanding with an aggregate market value of $ 24 held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

     Form 10-SB and all amendments thereto originally filed with the Securities and Exchange Commission.


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

     We are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate. We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating or development stage business (the "Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934 ("Exchange Act"). To date, we have not been successful in identifying a target business.

"SHELL" CORPORATION

Background.

     We have conducted virtually no business operations to date and expect to conduct none in the future , other than our efforts to effectuate a Business Combination, we can be characterized as a "shell" corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a new or "start-up" company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies. We are dependent upon the efforts of our officers and directors to effectuate a Business Combination. Assuming our officers and directors are successful in identifying a Business Combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more Business combinations and will have no control over the decision making relating to such.

     Due to our limited capital resources, the consummation of a Business Combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for our shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A Target Business might desire, among other reasons, to create a public market for their shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities of which a prior existence of a public market for our securities exists, and/or acquire additional assets through the issuance of securities rather than for cash.

     We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time. If this occurs, the Company and our shareholders might not realize any type of profit.

Unspecified Industry and Target Business.

     We will seek to acquire a Target Business without limiting ourselves to a particular industry. Most likely, the Target Business will be primarily located in the United States, although we reserve the right to acquire a Target Business primarily located outside the United States. In seeking a Target Business, we will consider, without limitation, businesses which (i) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: Internet services, real estate, health care and health products, educational services, environmental services, consumer-related products and services (including amusement, entertainment and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) is engaged in wholesale or retail distribution. To date, we have not selected any particular industry or any Target Business in which to concentrate our Business Combination efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazzards of effectuating a Business Combination with a Target Business since there is presently no current basis for us to evaluate the possible merits or risks of the Target Business or the particular industry in which we may ultimately operate. Any Target Business that is selected will be required to have audited financial statements prior to the commencement of a the Business Combination.

     To the extent that we effect a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a Business Combination with a Target Business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

Probable Lack of Business Diversification.

     As a result of our limited resources, in all likelihood, we will have the ability to effect only a single Business Combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business.
     Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a Business Combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of management assistance to the Target Business by us, there can be no assurance that the Target Business will prove to be commercially viable.

Limited Ability to Evaluate Target Business' Management.

     While our ability to successfully effect a Business Combination will be dependent upon certain key personnel, the future role of such personnel in the Target Business cannot presently be stated with any certainty. There can be no assurance that current management will remain associated in any operational capacity with the Company following a Business Combination. Moreover, there can be no assurances that current management will have any experience or knowledge relating to the operations of the particular Target Business. Furthermore, although we intend to closely scrutinize the management of a prospective Target Business in connection with evaluating the desirability of effecting a Business Combination, there can be no assurances that our assessment of such management will prove to be correct, especially since none of our management are professional business analysts.

     Accordingly, we will be dependant, in some significant respects, on the ability of the management of the Target Business who are unidentifiable as of the date hereof. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the Target Business. There can be no assurances that we will have the ability to recruit such additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the incumbent management.

Opportunity for Shareholder Evaluation or Approval of Business Combinations.

     Our non-affiliate shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to the Company's Common Stock) to shareholders disapproving the proposed Business Combination.

Selection of a Target Business and Structuring of a Business
Combination.

     We anticipate that the selection of a Target Business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a Target Business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisitions may not us to offset potential losses from one venture against profits from another. We have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. In addition, in evaluating a prospective Target Business, management will consider, among other factors, the following factors which are not listed in any particular order:

     - financial condition and results of operation of the Target Business;

     - growth potential and projected financial performance of the Target Business and the industry in which it operates;

     - experience and skill of management and availability of additional personnel of the Target Business;

     - capital requirements of the Target Business;

     - the availability of a transaction exemption from registration pursuant to the Securities Act for the Business Combination;

     - the location of the Target Business;

     - competitive position of the Target Business;

     - stage of development of the product, process or service of the Target Business;

     - degree of current or potential market acceptance of the product, process or service of the Target Business;

     - possible proprietary features and possible other protection of the product, process or service of the Target Business;

     - regulatory environment of the industry in which the Target Business operates;

     - costs associated with effecting the Business Combination; and

     - equity interest in and possible management participation in the Target Business.

     The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes.

     We will be dependent upon the owners of a Target Business to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because we may engage in a Business Combination with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because in many instances, management of the Target Business will not have proven its abilities or effectiveness, the eventual market for the products or services of the Target Business will likely not be established, and the Target Business may not be profitable subsequent to a Business Combination.

     Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.

     In connection with our evaluation of a prospective Target Business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Our officers and directors only devote a small portion of their time to the operations of the Company, and, accordingly, consummation of a Business Combination may require a greater period of time than if they devoted their full time to the Company's affairs.

     However, our officers and directors will devote such time as they deem reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

     We anticipate that we will locate and make contact with Target Businesses primarily through the reputation and efforts of our officers and directors, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate. Management has a network of business contacts and believes that prospective Target Businesses will be referred to the Company through these network of contacts.

     We also expect that many prospective Target Businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a Business Combination with a Target Business in which our management, promoters, or their affiliates or associates directly or indirectly have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service. Our Board of Directors has established a policy where, in no event shall we issue any of our securities to any of our other officers, directors or promoters if any, or any of their respective affiliates or associates, in connection with activities designed to locate a target business.

     As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective Business Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment for us, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Business Combination.

     To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to us, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be valuated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

     Although we have no commitments as of the date of this registration statement to issue any shares of Common Stock, preferred stock, options or warrants, other than as described in this registration statement, we will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of our stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in our control is likely to occur which will likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

     Any such change in control may also result in the resignation or removal of our present officer and director. If there is a change in management, no assurance can be given as to the experience or qualification of such persons, either in the operation of our activities or in the operation of the business, assets or property being acquired. Management considers it likely that in order to consummate a Business Combination, a change in control will occur; therefore, management anticipates offering a controlling interest to a Target Business in order to effectuate a Business Combination.

     Management may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by management. It is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Management will be provided.

     There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

     If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of present shareholders.

     Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where it needs additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist.

Conflicts of Interest.

     None of our affiliates, officers and directors are required to commit their full time to our affairs and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities. Our affiliates, officers and directors may engage in other business activities similar and dissimilar to those we are engaged in. In fact, the company has not established any condition which would prohibit Mr. Winick from pursuing similar blank check offerings in the future. To the extent that Mr. Winick or any such successor persons engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Management may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Management may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

     Management may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by Management. Thus, it is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Management will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to Management's stock purchase.

Competition

     We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive Target Businesses for a Business Combination. There can be no assurances that such Target Businesses will permit us to meet our stated business objective. Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a Target Business with significant growth potential on favorable terms.

Employees

     We are in the development stage and currently have no full time employees. Our management serves on a part time basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as it is seeking and evaluating Target Businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific Business Combination.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company has no leased or owned premises. At present the Company is using one of the director's premises at no cost for company business.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not engaged in any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares, par value $ .001 (the "Shares") are not being traded on a stock market exchange at this time.

     On December 31, 2002, there were 26 shareholders.

     The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     For the fiscal year ended December 31, 2002, there were no operations. The Company has been using consultants, directors and officers to locate suitable business acquisitions and as such has been paying these consultants, officers and directors with common stock of the Company.

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


ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements required by this Item are set forth at the pages indicated in Item on page 12 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A.  CONTROLS AND PROCEDURES

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

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

Name                           Age         Position

Marvin N. Winick               55           Director, President,




     Mr. Marvin N. Winick, 55 years old, has been a Director of the Company since inception May 9, 2000. Mr. Winick is a self employed Canadian accountant who has done consulting and accounting for several U.S. companies including Omicron Technologies, Inc., Dyncom , Inc. Nature Treat Products Inc. and Auto.com Inc. He is also an officer and director of Easy.com, Inc. Super Ventures Corporation, Multimod Investments, Ltd., Amante Corporation, B Com, Inc., Bellweather Corporation, CPW`Capital Corp., Leonhardt Corporation, MNWBSC Investments, Inc., New Odeon Corporation and Quotidien Corporation. Mr. Winick has had several years of computer, accounting and experience in US securities laws which has helped him to assist other companies as mentioned above.



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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of December 31, 2002 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

Name of Address of              Amount and Nature of       Percent of
Beneficial Owner                Beneficial Ownership          Class
Marvin N. Winick                          1,400,000           98.3%
14 Pico Crescent
Thornhill, Ontario L4J 8P4


All Executive Officers and Directors
as a Group(one person)                    1,400,000           98.3%

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED WITH THIS REPORT

1.       Financial Statements

Independent Auditors' Report

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the years ended December 31, 2002 and 2001

Statement of Stockholders' Equity from Inception(May 26, 2000)to December 31,
            2002

Statements of Cash Flows for the years ended December 31, 2002 and 2001

Notes to Financial Statements as of December 31, 2002

Financial Statement Schedules

     Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

2.       Exhibits

23       Consent of Independent Auditors

31 & 32  Certifications

SIGNATURES

REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 2002.


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACHIEVOR RECOVERY LIMITED

  By:  /s/ Marvin Winick
  -------------------------
  Marvin Winick,
  President

DATE:   December 7, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES              TITLE                               DATE
------------------   ---------------                      ------------

/s/ MARVIN WINICK      Director, President              December 7, 2004
----------------------
Marvin Winick

                            Achievor Recovery Limited
                          (A Development Stage Company)


                              Financial Statements
                                December 31, 2002

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Achievor Recovery Limited


     We have audited the accompanying balance sheet of Achievor Recovery Limited (A Development Stage Company) as of December 31, 2002 and 2001, and the related statement of operations, cash flows, and changes in stockholders' equity for the year then ended and for the period May 26, 2000(inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Achievor Recovery Limited at December 31, 2002, and the results of their operations and their cash flows for the year then ended and for the period, May 26, 2000(inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Michael Johnson & Co., LLC
Denver, Colorado
November 4, 2004

                            Achievor Recovery Limited
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  December 31,


                                                     2002        2001
ASSETS:

Current Assets:
  Cash                                             $   -       $   -
                                                    --------    -------
Total Current Assets                                   -           -
                                                    --------    -------

Other Assets
Incorporation Costs                                    -           -
                                                    --------    -------
Total Other Costs                                      -           -
                                                    --------    -------

TOTAL ASSETS                                       $   -       $   -
                                                    ========    =======


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                   $    750    $   -
Advance from shareholder                                545        545
                                                    -------     ------

TOTAL CURRENT LIABILITIES                             1,295        545
                                                    -------     ------

Stockholders' Equity(Deficit):
  Preferred stock, $.001 par value, 5,000,000
   shares authorized: none outstanding                  -          -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 1,424,000 shares issued and
    outstanding(2001 - 1,424,000)                     1,424      1,424
  Deficit accumulated during the development stage   (2,719)    (1,969)
                                                   --------     ------

Total Stockholders' Equity(Deficit)                  (1,295)      (545)
                                                   --------     ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    -   $     -
                                                    =======    =======




The accompanying notes are an integral part of these financial statements.

                            Achievor Recovery Limited
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                              From
                                                             May 26,
                                                               2000
                                         Year Ended        (Inception)
                                         December 31,     to December
                                       2002      2001       31, 2002

INCOME                                $     -    $    -      $   -

OPERATING EXPENSES:
Professional Fees                         750         -          750
Amortization Expense                        -         -          -
Administrative Expenses                     -       545        1,969
                                       ------   -------      -------
Total Operating Expenses                  750         -        2,719
                                       ------   -------      -------

Net Loss from Operations             $   (750) $   (545)    $ (2,719)
                                      =======   =======      =======

Weighted average number of
  shares outstanding                1,424,000  1,424,000
                                    =========  =========

Net Loss Per Share                   $ (0.000) $ (0.000)
                                      =======   =======






















The accompanying notes are an integral part of these financial statements.

                            Achievor Recovery Limited
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  From Inception(May 26, 2000) to December 31, 2002


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals

Balance - May 26,
  2000                 -     $    -    $    -     $     -        $     -

Stock issued for
  Services         1,424,000   1,424        -           -           1,424
Net loss for
  Period               -          -         -        (1,424)       (1,424)
                   --------   ------   --------    --------        ------
Balance -  December
       31, 2000    1,424,000 $ 1,424   $    -     $  (1,424)     $     -

Stock issued for
    Services           -          -         -           -              -
Net loss for year      -          -         -          (545)         (545)
                  ----------  ------    -------     -------        -------
Balance - December
   31, 2001        1,424,000 $ 1,424   $    -     $  (1,969)      $  (545)

Net loss - December
   31, 2002           -           -         -          (750)         (750)
                  ---------   ------    -------     -------       -------
Balance - December
   31, 2002        1,424,000 $ 1,424   $    -     $  (2,719)     $ (1,295)
                 ===========  ======    =======     =======       =======














The accompanying notes are an integral part of these financial statements.

                            Achievor Recovery Limited
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                  From
                                                                 May 26,
                                                                   2000
                                              Year Ended        (Inception)
                                              December 31,     to December
                                            2002      2001       31, 2002


Cash Flows From Operating Activities:
  Net (Loss)                             $    (750)  $ (545)  $  (2,719)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services                  -          -        1,424
   Changes in assets and liabilities:
     Decrease in incorporation costs          -         545          -
     Increase(decrease)in accounts payable     750       -          750
     Increase in Other Assets                 -          -           -
                                          --------    ------    -------
                                               750      545       2,174
                                          --------    ------   --------

Net Cash Used in Operating Activities         -          -         (545)
                                          --------    ------    -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                    -         -           -
  Advances from shareholder                   -         -           545
                                          --------    ------    -------
  Net Cash Provided By Financing
        Activities                            -         -           545
                                         --------   ------      -------

Increase (Decrease) in Cash                  -         -           -

Cash and Cash Equivalents - Beginning of
       period                                -         -           -
                                         --------   -----      -------

Cash and Cash Equivalents - End of
       period                          $     -     $   -     $     -
                                        ========    ======    =======

Supplemental Cash Flow Information:
  Interest paid                        $     -     $   -     $      -
                                        ========    =====     ========
  Taxes paid                           $     -     $   -     $      -
                                        ========    =====     ========


The accompanying notes are an integral part of these financial statements.

                            ACHIEVOR RECOVERY LIMITED
                          (A Development Stage Company)
                          Notes To Financial Statements
                           December 31, 2002 and 2001

Note 1 -Organization:

         Nature of Business

     Achievor Recovery Limited (the "Company") was incorporated on May 26, 2000 under the laws of the State of Nevada. The Company's primary business operations are to develop and engage in Internet related businesses. The Company is searching for a viable entity into which to merge and/or acquire. The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

         The Company's fiscal year end is December 31.

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

Note 2 - Summary of Significant Accounting Policies:

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

         Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

         Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

                            ACHIEVOR RECOVERY LIMITED
                          (A Development Stage Company)
                          Notes To Financial Statements
                           December 31, 2002 and 2001


Note 2 - Summary of Significant Accounting Policies: (Continued)

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

         Fair Value of Financial Instruments

     The carrying amount of accounts payable, and advances from shareholder are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

         Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

  Note 3 - Capital Stock Transactions

     The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. The Company has issued 1,424,000 shares of common stock for services rendered in the amount of $1,424 during the fiscal year ended December 31, 2001.

  Note 4 - Advances from Stockholder

     An officer of the Company advanced cash to the Company for start-up incorporation costs and audit fees in the amount of $545. These advances are unsecured, bear no interest, and are due on demand.


NOTE 5   - Income Taxes:

     The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                            ACHIEVOR RECOVERY LIMITED
                          (A Development Stage Company)
                          Notes To Financial Statements
                           December 31, 2002 and 2001


NOTE 5   - Income Taxes: Continued

     The Company has deferred income tax assets, which have been fully reserved as follows:

         Deferred tax assets
            Net operating loss carryforwards                $2,719
            Valuation allowance for deferred tax assets     (2,719)
                                                            ------
         Net deferred tax assets                           $   -
                                                            ======


     At December 31, 2002, the Company had net operating loss carryforwards of $2,719 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the December 31, 2009.

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Achievor Recovery Limited

     We consent to incorporation of our report dated November 4 2004, of the balance sheets of Achievor Recovery Limited as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended, which report appears in the December 31, 2002 annual report on Form 10-KSB of Achievor Recovery Limited


Michael Johnson & Co. LLP
Dated: December 6, 2004

                                                              EXHIBIT 31.2

                                 CERTIFICATION

I, Marvin Winick, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Achievor Recovery Limited

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am the officer responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 7, 2004.

                               /s/ Marvin Winick
                              -----------------------------
                               Name: Marvin Winick
                               Title: President

                                                                EXHIBIT 32.1


                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Achievor Recovery Limited (the "Corporation") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the President of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Marvin Winick
-------------------------------
Marvin Winick
Marvin Winick

December 7, 2004