Form 10QSB
period 2003-03-31
ACHIEVOR RECOVERY LTD
filed 2004-12-08
CIK 1138001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
        ---------------------------------------------------------------
       For the Quarter Ended March 31, 2003, Commission File Number 0-32549



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

                             1,424,000

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements


                           ACHIEVOR RECOVERY LIMITED.


                          INTERIM FINANCIAL STATEMENTS


                                 March 31, 2003
                                  (UNAUDITED)

                           ACHIEVOR RECOVERY LIMITED.
                             INTERIM BALANCE SHEET
                             AS AT March 31, 2003
                                 (UNAUDITED)


                                                      March 31,   December 31,
                                                        2003         2002
                                                     (UNAUDITED)  (AUDITED)

ASSETS

Current Assets
Cash ...............................................$    --           $    --

                                                     --------          ---------

Total Current Assets ..............................      --                --
                                                     --------          ---------

OTHER -  AT COST
Goodwill ..............................................  --                --
Incorporation costs ...................................  --                --
                                                     --------          ---------

Total Other Assets                                       --                --
                                                     --------          ---------


TOTAL ASSETS                                        $    --            $   --
                                                     ========          =========

The accompanying notes are an integral part of these financial statements.

                           ACHIEVOR RECOVERY LIMITED.
                             INTERIM BALANCE SHEET
                             AS AT MARCH 31, 2003
                                  (UNAUDITED)

                                                      March 31,   December 31,
                                                        2003         2002
                                                     (UNAUDITED)  (AUDITED)

LIABILITIES
Accounts payable ...................................$    750          $    750
Due to shareholders                                      545               545
                                                     --------          ---------


Total Liabilities ..................................   1,295             1,295
                                                     --------          ---------

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred stock, authorized 5,000,000 shares par value
$ .001, none outstanding
Common stock, authorized 50,000,000 shares, par value
$ .001 - 1,424,000 issued and outstanding,
    (December 31, 2002 - 1,424,000)                    1,424              1,424

Additional paid-in capital                                --                --
Deficit, accumulated during the development stage     (2,719)            (2,719)
                                                     -------           ---------
                                                      (1,295)            (1,295)
                                                     -------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    --          $     --
                                                     =======           =========



The accompanying notes are an integral part of these financial statements.

                            Achievor Recovery Limited
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                              From
                                                             May 26,
                                                               2000
                                      THREE MONTHS ENDED   (Inception)
                                           MARCH 31,        to March
                                       2003      2002       31, 2003

INCOME                                $     -   $    -       $   -

OPERATING EXPENSES:
Professional Fees                           -         -          -
Amortization Expense                        -         -          -
Administrative Expenses                     -         -        2,719
                                       ------   -------      -------
Total Operating Expenses                    -         -        2,719
                                       ------   -------      -------

Net Loss from Operations             $      -  $      -     $ (2,719)
                                      =======   =======      =======

Weighted average number of
  shares outstanding                1,424,000  1,424,000
                                    =========  =========

Net Loss Per Share                   $ (0.000) $ (0.000)
                                      =======   =======






















The accompanying notes are an integral part of these financial statements.

                            Achievor Recovery Limited
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  From Inception(May 26, 2000) to March 31, 2003


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals

Balance - May 26,
  2000                 -     $    -    $    -     $     -        $     -

Stock issued for
  Services         1,424,000   1,424        -           -           1,424
Net loss for
  Period               -          -         -        (1,424)       (1,424)
                   --------   ------   --------    --------        ------
Balance -  December
       31, 2000    1,424,000 $ 1,424   $    -     $  (1,424)     $     -

Stock issued for
    Services           -          -         -           -              -
Net loss for year      -          -         -          (545)         (545)
                  ----------  ------    -------    -------         -------
Balance - December
   31, 2001        1,424,000 $ 1,424   $    -     $  (1,969)      $  (545)

Net loss - December
   31, 2002           -           -         -          (750)         (750)
                  ---------   ------    -------    -------        -------
Balance - December
   31, 2002        1,424,000 $ 1,424   $    -     $  (2,719)     $ (1,295)

Net loss for
  period             -            -         -           -               -
                  ---------   ------    -------    -------        -------

Balance - March 31,
  2003            1,424,000  $ 1,424   $    -     $  (2,719)     $ (1,295)
                 ===========  ======    =======     =======       =======














The accompanying notes are an integral part of these financial statements.

                            Achievor Recovery Limited
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                    From
                                                                   May 26,
                                                                   2000
                                           THREE MONTHS ENDED   (Inception)
                                              March 31,          to March
                                           2003      2002        31, 2003


Cash Flows From Operating Activities:
  Net (Loss)                                $  -     $   -    $  (2,719)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services                   -         -        1,424
   Changes in assets and liabilities:
     Decrease in incorporation costs           -         -           -
     Increase(decrease)in accounts payable     -         -          750
     Increase in Other Assets                  -         -           -
                                          --------    ------    -------
                                               -         -        2,174
                                          --------    ------   --------

Net Cash Used in Operating Activities          -         -         (545)
                                          --------    ------    -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                     -         -           -
  Advances from shareholder                    -         -          545
                                          --------    ------    -------
  Net Cash Provided By Financing
        Activities                             -         -          545
                                          --------    ------    -------

Increase (Decrease) in Cash                    -         -           -

Cash and Cash Equivalents - Beginning of
       period                                  -         -           -
                                          --------    ------    -------

Cash and Cash Equivalents - End of
       period                            $     -    $    -     $     -
                                          ========    ======    =======

Supplemental Cash Flow Information:
  Interest paid                          $     -    $    -     $     -
                                          ========    ======    =======
  Taxes paid                             $     -    $    -     $     -
                                          ========    ======    =======


The accompanying notes are an integral part of these financial statements.

                           ACHIEVOR RECOVERY LIMITED.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 March 31, 2003
                                   (UNAUDITED)

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

                           ACHIEVOR RECOVERY LIMITED.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                March 31, 2003
                                   (UNAUDITED)


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

                           ACHIEVOR RECOVERY LIMITED.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 March 31, 2003
                                   (UNAUDITED)


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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
  Net operating loss carryforwards                       $  2,719
  Valuation allowance for deferred tax assets              (2,719)
                                                          -------
Net deferred tax assets                                  $    -
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2003, the Company had net operating loss carryforwards of approximately $ 2,719 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2009. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the three months ended March 31, 2003, the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $2,719 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this   quarterly   report  my   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                        President




December 7, 2004

                                                                EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of Achievor Recovery Limited, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin Winick, President, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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