Form 10QSB
period 2003-06-30
ACHIEVOR RECOVERY LTD
filed 2004-12-08
CIK 1138001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
        ---------------------------------------------------------------
       For the Quarter Ended June 30, 2003, Commission File Number 0-32549



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

                             1,424,000

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements


                           ACHIEVOR RECOVERY LIMITED.


                          INTERIM FINANCIAL STATEMENTS


                                 June 30, 2003
                                  (UNAUDITED)

                           ACHIEVOR RECOVERY LIMITED.
                             INTERIM BALANCE SHEET
                             AS AT June 30, 2003
                                 (UNAUDITED)


                                                      June 30,   December 31,
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

                           ACHIEVOR RECOVERY LIMITED.
                             INTERIM BALANCE SHEET
                             AS AT JUNE 30, 2003
                                  (UNAUDITED)

                                                      June 30,   December 31,
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

                           ACHIEVOR RECOVERY LIMITED.
                        INTERIM STATEMENT OF OPERATIONS
                  For the Six Months Ended June 30, 2003
                                (UNAUDITED)


                                                                   FROM
                                                                 INCEPTION
                                                               (May 26, 2000)
                         THREE MONTHS ENDED  SIX MONTHS ENDED       TO
                              JUNE 30,         JUNE 30,           JUNE 30,
                            2003    2002     2003     2002         2003
REVENUE ...................$  --    $  --    .$.  --...  $    --    $    --
                            -------  -------   --------   --------   --------


OPERATING EXPENSES
Professional fees             --       --         --          --          750
Amortization expenses         --       --         --          --         --
General and administrative    --       --         --          --        1,969
                            -------  -------   --------   --------   --------

Total Operating Expenses      --       --         --          --        2,719
                            -------  -------   --------   --------   --------

NET LOSS FROM OPERATIONS   $  --    $  --     $  --     $     --    $  (2,719)
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

                           ACHIEVOR RECOVERY LIMITED.
                        INTERIM STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2003
                                  (UNAUDITED)


                                                                   FROM
                                                                 INCEPTION
                                                              (May 26, 2000)
                                          SIX MONTHS ENDED         TO
                                              JUNE 30,          JUNE 30,
                                           2003      2002          2003


Cash Flows From Operating Activities
Net income(loss) for the period ..........$...--     $    --      $  (2,719)
                                           --------   --------     --------

Adjustments to reconcile net loss to net
 cash in operating activities:
      Stock issued for services         ..... --          --          1,424
      Stock issued for reimbursement
       of incorporation costs                 --          --           --
   Changes in assets and liabilities
      Accounts receivable ....................--......    --           --
      Incorporation costs                     --          --           --
      Accounts payable ...................... --......    --            750
                                           --------   --------      -------
                                              --          --          2,174
                                           --------   --------      -------

Net Cash Provided By(Used in)
     Operating Activities                     --          --           (545)
                                           --------   --------      -------

Cash Flows From Investing Activities
Purchase of goodwill ........................ --          --           --
                                           --------   --------      -------

Net Cash Used in Investing Activities ........--          --           --
                                           --------   --------      -------

Cash Flow From Financing Activities
Advances from shareholders ...................--          --            545
Issuance of common stock .....................--......    --           --
                                           --------   --------      -------
                                              --          --            545
                                           --------   --------      -------

Increase(decrease) in Cash ..............     --          --           --

Cash and Cash Equivalents - Beginning of
       period                                 --          --           --
                                           --------   --------      -------

Cash and Cash Equivalents - End of
       period ........                    $   --     $    --      $    --
                                           ========   ========     =======

Supplementary Information
  Interest paid ..........................$   --    $    --      $    --
                                           ========  ========     ========
  Taxes paid .............................$...--... $    --      $    --
                                           ========  ========     ========


The accompanying notes are an integral part of these financial statements.

                           ACHIEVOR RECOVERY LIMITED.
              INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  From Inception(May 26, 2000) to June 30, 2003
                                  (UNAUDITED)


                                                       Deficit
                                                     Accumulated
                                        Additional    During the
                       Common Stock      Paid-In     Development
                     Shares   Amount     Capital       Stage        Totals
              ---------------------------------------------------------------

Balance - May 26,
      2000             --      $   --    $    --    $     --       $    --

Stock issued for
  services          1,424,000    1,424        --          --           1,424

Net loss for period                                     (1,424)       (1,424)
                    ---------  -------    ---------   --------      --------

BALANCE - December 31,
     2000           1,424,000    1,424        --        (1,424)         --

Stock issued for
  services             --         --          --          --            --

Net loss for
    year               --         --          --          (545)         (545)
                   ----------  -------    ---------   --------      --------
Balance - December
   31, 2001         1,424,000    1,424        --        (1,969)         (545)

Net loss for
    year               --         --          --          (750)         (750)
                   ----------  -------    ---------   --------      --------
Balance - December
   31, 2002         1,424,000    1,424        --        (2,719)       (1,295)

Stock issued for
  services             --        --           --          --            --

Net loss - June
     30, 2003          --        --           --          --            --
                   ----------  -------    ---------   --------      --------
Balance - June
   30, 2003         1,424,000 $  1,424   $    --     $  (2,719)    $  (1,295)
                   ==========  =======    ========    ========      ========


The accompanying notes are an integral part of these financial statements.

                           ACHIEVOR RECOVERY LIMITED.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 June 30, 2003
                                   (UNAUDITED)

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

                           ACHIEVOR RECOVERY LIMITED.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                June 30, 2003
                                   (UNAUDITED)


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

                           ACHIEVOR RECOVERY LIMITED.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 June 30, 2003
                                   (UNAUDITED)


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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2003, the Company had net operating loss carryforwards of approximately $ 2,719 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2010. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the six months ended June 30, 2003, the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $2,719 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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

     5.  I  have  disclosed,   based  on  my  most  recent  evaluation,  to  the
registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                   Marvin Winick
                                   President and Secretary/Treasurer




December 7, 2004

                                                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of Achievor Recovery Limited, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin Winick, President and Secretary/Treasuer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





                                            /s/ Marvin Winick
                             -------------------------------------------
                                     Marvin Winick
                                     President and Secretary/Treasurer


December 7, 2004.