Form 10KSB
period 2003-12-31
ACHIEVOR RECOVERY LTD
filed 2004-12-08
CIK 1138001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Date of Report            December 31, 2003

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

     The issuer's revenues for the fiscal year ended December 31, 2003 were $ nil

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
                      YES         NO
                           -----      -----

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of December 31, 2003, there were 24,000 shares of the issuer's common stock, $ .001 par value, outstanding with an aggregate market value of $ 24 held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares, par value $ .001 (the "Shares") are not being traded on a stock market exchange at this time.

     On December 31, 2003, there were 26 shareholders.

     The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     For the fiscal year ended December 31, 2003, there were no operations. The Company has been using consultants, directors and officers to locate suitable business acquisitions and as such has been paying these consultants, officers and directors with common stock of the Company.

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

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

Name                           Age         Position


Marvin N. Winick               55          Director,  President Secretary/
                                              Treasurer,


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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED WITH THIS REPORT

1.       Financial Statements

Independent Auditors' Report

Balance Sheets as of December 31, 2003 and 2002

Statements of Operations for the years ended December 31, 2003 and 2002

Statement of Stockholders' Equity from Inception(May 26, 2000)to December 31,
            2003

Statements of Cash Flows for the years ended December 31, 2003 and 2002

Notes to Financial Statements as of December 31, 2003

Financial Statement Schedules

     Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

2.       Exhibits

23       Consent of Independent Auditors

31 & 32  Certifications

SIGNATURES

REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended December 31, 2003.


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

  By:  /s/ MARVIN WINICK
  -------------------------
  Marvin Winick,
  President

DATE:   December 7, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES              TITLE                                       DATE
------------------   ---------------                             ------------

/s/ MARVIN WINICK      Director, President Secretary/Treasurer December 7, 2004
----------------------
Marvin Winick

                            Achievor Recovery Limited
                          (A Development Stage Company)


                              Financial Statements
                                December 31, 2003

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Achievor Recovery Limited


     We have audited the accompanying balance sheet of Achievor Recovery Limited (A Development Stage Company) as of December 31, 2003 and 2002, and the related statement of operations, cash flows, and changes in stockholders' equity for the year then ended and for the period May 26, 2000(inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Achievor Recovery Limited at December 31, 2003, and the results of their operations and their cash flows for the year then ended and for the period, May 26, 2000(inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
November 4, 2004

                            Achievor Recovery Limited
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  December 31,


                                                     2003        2002
ASSETS:

Current Assets:
  Cash                                             $   -       $   -
                                                    --------    -------
Total Current Assets                                   -           -
                                                    --------    -------

Other Assets
Incorporation Costs                                    -             -
                                                    --------    -------
Total Other Costs                                      -             -
                                                    --------    -------

TOTAL ASSETS                                       $   -       $     -
                                                    ========    =======


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                   $  1,500    $   750
Advance from shareholder                                545        545
                                                    -------     ------

TOTAL CURRENT LIABILITIES                             2,045      1,295
                                                    -------     ------

Stockholders' Equity(Deficit):
  Preferred stock, $.001 par value, 5,000,000
   shares authorized: none outstanding                  -          -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 1,424,000 shares issued and
    outstanding(2002 - 1,424,000)                     1,424      1,424
  Deficit accumulated during the development stage   (3,469)    (2,719)
                                                   --------     ------

Total Stockholders' Equity(Deficit)                  (2,045)    (1,295)
                                                   --------     ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    -   $       -
                                                    =======    =======




The accompanying notes are an integral part of these financial statements.

                            Achievor Recovery Limited
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                              From
                                                             May 26,
                                                               2000
                                         Year Ended        (Inception)
                                         December 31,     to December
                                       2003      2002       31, 2003

INCOME                                $     -   $    -       $   -

OPERATING EXPENSES:
Professional Fees                         750       750        1,500
Amortization Expense                        -         -          -
Administrative Expenses                     -         -        1,969
                                       ------   -------      -------
Total Operating Expenses                  750       750        3,469
                                       ------   -------      -------

Net Loss from Operations             $   (750) $   (750)    $ (3,469)
                                      =======   =======      =======

Weighted average number of
  shares outstanding                1,424,000  1,424,000
                                    =========  =========

Net Loss Per Share                   $ (0.000) $ (0.000)
                                      =======   =======






















The accompanying notes are an integral part of these financial statements.

                            Achievor Recovery Limited
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  From Inception(May 26, 2000) to December 31, 2003


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals

Balance - May 26,
  2000                 -     $    -    $    -     $     -        $     -

Stock issued for
  Services         1,424,000   1,424        -           -           1,424
Net loss for
  Period               -          -         -        (1,424)       (1,424)
                   --------   ------   --------    --------        ------
Balance -  December
       31, 2000    1,424,000 $ 1,424   $    -     $  (1,424)     $     -

Stock issued for
    Services           -          -         -           -              -
Net loss for year      -          -         -          (545)         (545)
                  ----------  ------    -------    -------         -------
Balance - December
   31, 2001        1,424,000 $ 1,424   $    -     $  (1,969)      $  (545)

Net loss - December
   31, 2002           -           -         -          (750)         (750)
                  ---------   ------    -------    -------        -------
Balance - December
   31, 2002        1,424,000 $ 1,424   $    -     $  (2,719)     $ (1,295)

Net loss - December
   31, 2003           -           -         -          (750)         (750)
                  ---------   ------    -------    -------        -------
Balance - December
   31, 2003        1,424,000 $ 1,424   $    -     $  (3,469)     $ (2,045)
                 ===========  ======    =======     =======       =======














The accompanying notes are an integral part of these financial statements.

                            Achievor Recovery Limited
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                  From
                                                                 May 26,
                                                                   2000
                                              Year Ended        (Inception)
                                              December 31,     to December
                                            2003      2002       31, 2003

Cash Flows From Operating Activities:
  Net (Loss)                             $ (750)  $    (750)    $ (3,469)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services                  -          -         1,424
   Changes in assets and liabilities:
     Decrease in incorporation costs          -          -           -
     Increase(decrease)in accounts payable  750         750        1,500
     Increase in Other Assets                 -          -           -
                                          --------    ------     -------
                                            750         750        2,924
                                          --------    ------   --------
Net Cash Used in Operating Activities         -          -          (545)
                                          --------    ------    -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                    -         -           -
  Advances from shareholder                   -         -           545
                                          --------    ------    -------
  Net Cash Provided By Financing
        Activities                            -         -           545
                                         --------   ------      -------

Increase (Decrease) in Cash                  -         -           -

Cash and Cash Equivalents - Beginning of
       period                                -         -           -
                                         --------   -----      -------

Cash and Cash Equivalents - End of
       period                          $     -     $   -     $     -
                                        ========    ======    =======

Supplemental Cash Flow Information:
  Interest paid                        $     -     $   -     $      -
                                        ========    =====     ========
  Taxes paid                           $     -     $   -     $      -
                                        ========    =====     ========


The accompanying notes are an integral part of these financial statements.

                            ACHIEVOR RECOVERY LIMITED
                          (A Development Stage Company)
                          Notes To Financial Statements
                           December 31, 2003 and 2002

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

                            ACHIEVOR RECOVERY LIMITED
                          (A Development Stage Company)
                          Notes To Financial Statements
                           December 31, 2003 and 2002


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

  Note 3 - Capital Stock Transactions

     The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. The Company has issued 1,424,000 shares of common stock for services rendered in the amount of $1,424 which was expensed during the fiscal year ended December 31, 2001.

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

                            ACHIEVOR RECOVERY LIMITED
                          (A Development Stage Company)
                          Notes To Financial Statements
                           December 31, 2003 and 2002


NOTE 5   - Income Taxes: Continued

     The Company has deferred income tax assets, which have been fully reserved as follows:

         Deferred tax assets
            Net operating loss carryforwards                $3,469
            Valuation allowance for deferred tax assets     (3,469)
                                                            ------
         Net deferred tax assets                           $   -
                                                            ======


     At December 31, 2003, the Company had net operating loss carryforwards of $3,469 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the December 31, 2010.

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Achievor Recovery Limited

     We consent to incorporation of our report dated November 4 2004, of the balance sheets of Achievor Recovery Limited as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended, which report appears in the December 31, 2003 annual report on Form 10-KSB of Achievor Recovery Limited


Michael Johnson & Co. LLP
Dated: December 6, 2004

                                                         EXHIBIT 31.1

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: December 7, 2004.

                               /s/ Marvin Winick
                              -----------------------------
                               Name: Marvin Winick
                               Title: President & Secretary/Treasurer

                                                                EXHIBIT 32.1

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Achievor Recovery Limited (the "Corporation") for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the President and Secretary/Treasurer of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Marvin Winick
-------------------------------
Marvin Winick
President & Secretary/Treasurer

December 7, 2004