Form 10QSB
period 2004-09-30
ACHIEVOR RECOVERY LTD
filed 2004-12-08
CIK 1138001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
        ---------------------------------------------------------------
    For the Quarter Ended September 30, 2004, Commission File Number 0-32549



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

                             1,424,000

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements


                           ACHIEVOR RECOVERY LIMITED.


                          INTERIM FINANCIAL STATEMENTS


                               September 30, 2004
                                  (UNAUDITED)

                           ACHIEVOR RECOVERY LIMITED.
                             INTERIM BALANCE SHEET
                            AS AT September 30, 2004
                                 (UNAUDITED)


                                                  September 30,   December 31,
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

                           ACHIEVOR RECOVERY LIMITED.
                              INTERIM BALANCE SHEET
                            AS AT SEPTEMBER 30, 2004
                                  (UNAUDITED)

                                                   September 30,   December 31,
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

                           ACHIEVOR RECOVERY LIMITED.
                        INTERIM STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 2004
                                (UNAUDITED)


                                                                   FROM
                                                                 INCEPTION
                                                               (May 26, 2000)
                         THREE MONTHS ENDED NINE MONTHS ENDED       TO
                           SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
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

                           ACHIEVOR RECOVERY LIMITED.
                        INTERIM STATEMENT OF CASH FLOWS
                     For the Nine Months Ended September 30, 2004
                                  (UNAUDITED)


                                                                   FROM
                                                                 INCEPTION
                                                              (May 26, 2000)
                                          NINE MONTHS ENDED         TO
                                            SEPTEMBER 30,       SEPTEMBER 30,
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

                           ACHIEVOR RECOVERY LIMITED.
              INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               From Inception(May 26, 2000) to September 30, 2004
                                  (UNAUDITED)


                                                       Deficit
                                                     Accumulated
                                        Additional    During the
                       Common Stock      Paid-In     Development
                     Shares   Amount     Capital       Stage        Totals
              ---------------------------------------------------------------

Balance - May 26,
      2000             --      $   --    $    --    $     --       $    --

Stock issued for
  services          1,424,000    1,424        --          --           1,424

Net loss for period                                     (1,424)       (1,424)
                    ---------  -------    ---------   --------      --------

BALANCE - December 31,
     2000           1,424,000    1,424        --        (1,424)         --

Stock issued for
  services             --         --          --          --            --

Net loss for
    year               --         --          --          (545)         (545)
                   ----------  -------    ---------   --------      --------
Balance - December
   31, 2001         1,424,000    1,424        --        (1,969)         (545)

Net loss for
    year               --         --          --          (750)         (750)
                   ----------  -------    ---------   --------      --------
Balance - December
   31, 2002         1,424,000    1,424        --        (2,719)       (1,295)

Stock issued for
  services             --        --           --          --            --

Net loss for
    year               --         --          --          (750)         (750)
                   ----------  -------    ---------   --------      --------
Balance - December
   31, 2003         1,424,000    1,424        --        (3,469)       (2,045)


Net loss - September
     30, 2004          --        --           --          --             --
                   ----------  -------    ---------   --------      --------
Balance - September
   30, 2004         1,424,000 $  1,424   $    --     $  (3,469)    $  (2,045)
                   ==========  =======    ========    ========      ========


The accompanying notes are an integral part of these financial statements.

                           ACHIEVOR RECOVERY LIMITED.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                               September 30, 2004
                                   (UNAUDITED)

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

                           ACHIEVOR RECOVERY LIMITED.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                               September 30, 2004
                                   (UNAUDITED)


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

                           ACHIEVOR RECOVERY LIMITED.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                               September 30, 2004
                                   (UNAUDITED)


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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2004, the Company had net operating loss carryforwards of approximately $ 3,469 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2010. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the nine months ended September 30, 2004, the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $3,469 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                        President and Secretary/Treasurer




December 7, 2004

                                               Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of Achievor Recovery Limited, a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin Winick, President and Secretary/Treasuer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to my knowledge:

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